Form 10-K
period 2023-12-31
Hyundai Auto Receivables Trust 2023-B; HYUNDAI ABS FUNDING LLC
filed 2024-03-22
CIK 1980330, 1260125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to ___________________________

Commission File Number of Issuing Entity 333-261719-05

Central Index Key Number of Issuing Entity 0001980330

Hyundai Auto Receivables Trust 2023-B

(Exact Name of Issuing Entity as Specified in its Charter)

Commission File Number of Depositor 333-261719

Central Index Key Number of Depositor 0001260125

Hyundai ABS Funding, LLC

(Exact Name of Depositor as Specified in its Charter)

Central Index Key Number of Sponsor 0001541028

Hyundai Capital America

(Exact Name of Sponsor as Specified in its Charter)

Delaware	33-0978453
(State or Other Jurisdiction of Incorporation of the Registrant)	(I.R.S. Employer Identification No. of the Registrant)

c/o 3161 Michelson Drive, Irvine, California	92612
(Address of Principal Executive Offices of Registrant)	(Zip Code of Registrant)

(949) 732-2697
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging Growth Company: ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.

Documents incorporated by reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10−K:

(A)	Item 1. Business
(B)	Item 1A. Risk Factors and Item 1C. Cybersecurity
(C)	Item 2. Properties
(D)	Item 3. Legal Proceedings

Item 1B. Unresolved Staff Comments

None.

Item 4. [Reserved]

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10−K.

(A)	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(B)	[Reserved].
(C)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(D)	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
(E)	Item 8. Financial Statements and Supplementary Data.
(F)	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
(G)	Item 9A. Controls and Procedures.

Item 9B. Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10−K.

(A)	Item 10. Directors, Executive Officers and Corporate Governance.
(B)	Item 11. Executive Compensation.
(C)	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(D)	Item 13. Certain Relationships and Related Transactions, and Director Independence.
(E)	Item 14. Principal Accounting Fees and Services.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K:

Item 1112(b) of Regulation AB. Significant obligors of pool assets (Financial Information):

Not applicable.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).

Not applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Not applicable.

Item 1117 of Regulation AB. Legal Proceedings.

The Indenture Trustee is Citibank, N.A., a national banking association and wholly owned subsidiary of Citigroup Inc., a Delaware corporation. Citibank, N.A. performs as Indenture Trustee through the Agency and Trust line of business, a part of Issuer Services. Citibank, N.A. has primary corporate trust offices located in both New York and London. Citibank, N.A. is a leading provider of corporate trust services offering a full range of agency, fiduciary, tender and exchange, depositary and escrow services. As of the end of the fourth quarter of 2023, Citibank’s Agency and Trust group manages in excess of $8 trillion in fixed income and equity investments on behalf of over 3,000 corporations worldwide. Since 1987, Citibank Agency and Trust has provided corporate trust services for asset-backed securities containing pool assets consisting of airplane leases, auto loans and leases, boat loans, commercial loans, commodities, credit cards, durable goods, equipment leases, foreign securities, funding agreement backed note programs, truck loans, utilities, student loans and commercial and residential mortgages. As of the end of the fourth quarter of 2023, Citibank, N.A. acts as indenture trustee and/or paying agent for approximately 273 various asset backed trusts supported by either auto loans or leases or equipment loans or leases.

No other legal proceedings are pending, and no legal proceedings are known to be contemplated by governmental authorities, against any of Hyundai Capital America (the “Sponsor” and “Servicer”), Hyundai ABS Funding, LLC (the “Depositor”), Citibank, N.A. (the “Indenture Trustee”) or Hyundai Auto Receivables Trust 2023-B (the “Issuing Entity”), or of which any property of the foregoing is the subject, that are material to holders of the asset-backed notes or the certificates.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information contemplated by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on Instruction to Item 1119 of Regulation AB.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria

The Servicer and the Indenture Trustee (together, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity.  Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicer and the Indenture Trustee has provided an attestation report (each, an “Attestation Report”) by one or more independent registered public accounting firms, which reports are also attached as exhibits to this Form 10-K. None of the Servicing Reports prepared by any of the Servicing Parties, and none of the related Attestation Reports, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Servicer has been identified by the registrant as a servicer with respect to the asset pool held by the Issuing Entity. The Servicer has completed a statement of compliance with applicable servicing agreement (a “Compliance Statement”) signed by an authorized officer of the Servicer. The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List of Documents Filed as Part of this Report

(1) Not applicable.

(2) Not applicable.

(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c) Not applicable.

Item 16. Form 10–K Summary.

Not applicable.

Supplemental information to be furnished with Reports Filed
Pursuant to Section 15(d) of the Act by Registrants which have not
Registered Securities Pursuant to Section 12 of the Act.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to the registrant’s securityholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

EXHIBIT INDEX

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.

3.1	Certificate of Formation of Hyundai ABS Funding, LLC (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Form SF-3 of Hyundai ABS Funding, LLC, filed with the Securities and Exchange Commission on January 24, 2022, File No. 333-261719)

3.2	Limited Liability Company Agreement of Hyundai ABS Funding, LLC (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Form SF-3 of Hyundai ABS Funding, LLC, filed with the Securities and Exchange Commission on January 24, 2022, File No. 333-261719)

4.1	Indenture, dated as of July 19, 2023, by and between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on July 19, 2023, File No. 333-261719-05)

10.1	Receivables Purchase Agreement, dated as of July 19, 2023, by and between Hyundai Capital America, as seller, and Hyundai ABS Funding, LLC, as depositor (incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the Securities and Exchange Commission on July 19, 2023, File No. 333-261719-05)

10.2	Sale and Servicing Agreement, dated as of July 19, 2023, by and among the Issuing Entity, as issuer, Hyundai ABS Funding, LLC, as depositor, Hyundai Capital America, as seller and servicer, and the Indenture Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K, filed with the Securities and Exchange Commission on July 19, 2023, File No. 333-261719-05)

10.3	Owner Trust Administration Agreement, dated as of July 19, 2023, by and among the Issuing Entity, as issuer, Hyundai Capital America, as administrator, and the Indenture Trustee (incorporated by reference to Exhibit 10.3 of Form 8-K, filed with the Securities and Exchange Commission on July 19, 2023, File No. 333-261719-05)

10.4	Amended and Restated Trust Agreement, dated as of July 19, 2023, by and between Hyundai ABS Funding, LLC, as depositor, U.S. Bank Trust, National Association, as owner trustee, and Hyundai Capital America, as administrator (incorporated by reference to Exhibit 10.4 of Form 8-K, filed with the Securities and Exchange Commission on July 19, 2023, File No. 333-261719-05)

10.5	Asset Representations Review Agreement, dated as of July 19, 2023, by and among the Issuing Entity, as issuer, Hyundai Capital America, as servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (incorporated by reference to Exhibit 10.5 of Form 8-K, filed with the Securities and Exchange Commission on July 19, 2023, File No. 333-261719-05)

31.1	Certification of senior officer in charge of securitization of the depositor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

33.1	Management’s Assessment on Compliance with SEC Regulation AB Criteria (Hyundai Capital America)

33.2	Management’s Assessment of Compliance (Citibank, N.A.)

34.1	Attestation Report of Baker Tilly US, LLP on Management’s Assessment on Compliance with SEC Regulation AB Criteria relating to Hyundai Capital America

34.2	Attestation Report of KPMG LLP on Management’s Assessment of Compliance relating to Citibank, N.A.

35.1	Annual Servicer’s Compliance Certificate

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 22, 2024	HYUNDAI ABS FUNDING, LLC

	By:	/s/ Charley Changmin Yoon
		Name:	Charley Changmin Yoon
		Title:	President and Secretary
(senior officer in charge of securitization of the depositor)